Form 10-K
period 2011-12-31
AFS SenSub Corp.; AmeriCredit Automobile Receivables Trust 2010-3
filed 2012-03-29
CIK 1347185, 1501258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission file number of the issuing entity: 333-146701-09

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2010-3

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-146701

AFS SENSUB CORP.

(Exact name of depositor as specified in its charter)

Commission File Number of sponsor: 001-13329

AMERICREDIT FINANCIAL SERVICES, INC.

(Exact name of sponsor as specified in its charter)

Delaware	27-6782327
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

AmeriCredit Financial Services, Inc. (as originator) 801 Cherry Street, Suite 3500 Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

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

None.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 1.	BUSINESS

ITEM 1A.	RISK FACTORS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	MINE SAFETY DISCLOSURES

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Not Applicable

(a)(2) Not Applicable

(a)(3) As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of September 20, 2010, between AmeriCredit Automobile Receivables Trust 2010-3 and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of September 20, 2010, between AFS Sensub Corp., as Seller, and Wilmington Trust Company, as Owner Trustee. - (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 4.3	Sale and Servicing Agreement, dated as of September 20, 2010, among AmeriCredit Automobile Receivables Trust 2010-3, as Issuer, AmeriCredit Financial Services, Inc., as Servicer, AFS Sensub Corp., as Seller, and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 10.1	Purchase Agreement, dated as of September 20, 2010, between AmeriCredit Financial Services, Inc., as Seller and AFS Sensub Corp., as Purchaser. -(incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 10.2	Custodian Agreement, dated as of September 20, 2010, among AmeriCredit Financial Services, Inc., as Custodian, and Wells Fargo Bank, National Association, as Trust Collateral Agent - (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 10.3	Lockbox Account Agreement, dated as of September 20, 2010, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee. - (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 10.4	Lockbox Processing Agreement, dated as of September 20, 2010, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and Regulus Group II LLC, as Processor. - (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2011.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

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

ITEM 1119 OF REGULATION AB. (AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS)

AmeriCredit Financial Services Inc., the Sponsor and the servicer, is a Delaware corporation and is the originator of 100% of the automobile loan contracts. The Sponsor purchases automobile loan contracts that are originated and assigned to it by automobile dealers and, to a lesser extent, third-party lenders and also originates automobile loan contracts directly with consumers, either directly or through a wholly owned subsidiary. The Sponsor services all automobile loan contracts that it purchases or originates (as the primary servicer contemplated by Item 1108(a)(3)) on behalf of the Issuing Entity, AmeriCredit Automobile Receivables Trust 2010-3, a Delaware statutory trust.

The Sponsor sold and assigned the pool of initial automobile loan contracts to AFS Sensub Corp., the Depositor, a Nevada corporation. The Depositor then sold the pool of sub-prime automobile loan contracts to the Issuing Entity and is the sole-owner of the certificate of the Issuing Entity.

General Motors Financial of Canada, Ltd. (f/k/a AmeriCredit Financial Services of Canada, Ltd.), or GMF of Canada, is a subsidiary of the Sponsor and General Motors Financial Company, Inc. (f/k/a AmeriCredit Corp.) and is an affiliated servicer. GMF of Canada will service a portion of automobile loan contracts in the United States on behalf of the Issuing Entity through its service center in Peterborough, Ontario.

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

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2011.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

ITEM 1123 OF REGULATION AB, SERVICER COMPLIANCE STATEMENT

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AmeriCredit Automobile Receivables Trust 2010-3 has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2010-3

By:	AMERICREDIT FINANCIAL SERVICES, INC.,
as sponsor and as servicer

By:	/s/ Chris A. Choate
	Name:	Chris A. Choate
	Title:	Executive Vice President, Chief Financial Officer and Treasurer
	Dated:	March 29, 2012

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

EXHIBIT INDEX

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2010-3

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of September 20, 2010, between AmeriCredit Automobile Receivables Trust 2010-3 and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of September 20, 2010, between AFS Sensub Corp., as Seller, and Wilmington Trust Company, as Owner Trustee. - (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 4.3	Sale and Servicing Agreement, dated as of September 20, 2010, among AmeriCredit Automobile Receivables Trust 2010-3, as Issuer, AmeriCredit Financial Services, Inc., as Servicer, AFS Sensub Corp., as Seller, and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 10.1	Purchase Agreement, dated as of September 20, 2010, between AmeriCredit Financial Services, Inc., as Seller and AFS Sensub Corp., as Purchaser. -(incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 10.2	Custodian Agreement, dated as of September 20, 2010, among AmeriCredit Financial Services, Inc., as Custodian, and Wells Fargo Bank, National Association, as Trust Collateral Agent. - (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 10.3	Lockbox Account Agreement, dated as of September 20, 2010, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee. - (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 10.4	Lockbox Processing Agreement, dated as of September 20, 2010, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and Regulus Group II LLC, as Processor. - (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2011.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.