Form 10-K
period 2012-12-31
AFS SenSub Corp.; AmeriCredit Automobile Receivables Trust 2010-A
filed 2013-03-28
CIK 1347185, 1488112

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

Commission File Number of sponsor: 001-13329

AMERICREDIT FINANCIAL SERVICES, INC.

(Exact name of sponsor as specified in its charter)

Delaware	27-6496109
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

AmeriCredit Financial Services, Inc. (as originator) 801 Cherry Street, Suite 3500 Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

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

None.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 1.	BUSINESS

ITEM 1A.	RISK FACTORS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	MINE SAFETY DISCLOSURES

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Not Applicable

(a)(2)	Not Applicable

(a)(3)	As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of March 25, 2010, between AmeriCredit Automobile Receivables Trust 2010-A and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent.—(incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of March 25, 2010, between AFS SenSub Corp. and Wilmington Trust Company, as Owner Trustee.—(incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 4.3	Sale and Servicing Agreement, dated as of March 25, 2010, among AmeriCredit Automobile Receivables Trust 2010-A, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp. and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent.—(incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.1	Purchase Agreement, dated as of March 25, 2010, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser.—(incorporated by reference from Exhibit 10.1 of the Current Report on
Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.2	Indemnification Agreement, dated as of March 26, 2010, among Assured Guaranty Corp., AFS SenSub Corp. and Credit Suisse Securities (USA) LLC and DB Securities, Inc—(incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.3	Insurance and Indemnity Agreement, dated as of March 25, 2010, among Assured Guaranty Corp., AmeriCredit Automobile Receivables Trust 2010-A, AFS SenSub Corp., AmeriCredit Financial Services, Inc., and AmeriCredit Corp.—(incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.4	Premium Letter, dated March 31, 2010, among AFS SenSub Corp., AmeriCredit Corp. and Wells Fargo Bank, National Association, as Trust Collateral Agent.—(incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.5	Spread Account Agreement, dated as of March 25, 2010, among Assured Guaranty Corp., AmeriCredit Automobile Receivables Trust 2010-A, and Wells Fargo Bank, National Association—(incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.6	Financial Guaranty Insurance Policy, dated as of March 31, 2010, and delivered by Assured Guaranty Corp.—(incorporated by reference from Exhibit 10.6 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.8	Custodian Agreement, dated as of March 25, 2010, among AmeriCredit Financial Services, Inc., as Custodian, Assured Guaranty Corp., and Wells Fargo Bank, National Association, as Trust Collateral Agent—(incorporated by reference from Exhibit 10.8 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.9	Lockbox Account Agreement, dated as of March 25, 2010, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee.—(incorporated by reference from Exhibit 10.9 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.10	Lockbox Processing Agreement, dated as of March 25, 2010, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and Regulus Group II LLC, as Processor.—(incorporated by reference from Exhibit 10.10 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2012.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

Exhibit 99.1	Copy of the audited consolidated financial statements of Assured Guaranty Corp. and its subsidiaries (incorporated by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by Assured Guaranty LTD (File No.001-32141) with the SEC on March 1, 2013).

(c.)	Not Applicable.

SUBSTITUTE INFORMATION INCLUDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1112(b) OF REGULATION AB. (SIGNIFICANT OBLIGORS OF POOL ASSETS)

There is no single obligor that represents more than 10% of the pool assets.

ITEM 1114(b)(2) OF REGULATION AB. (CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION))

The audited consolidated financial statements of Assured Guaranty Corp. and its subsidiaries (“AGC”) are incorporated herein by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by Financial Security Assurance Holdings LTD (File No. 001-32141) with the SEC on March 1, 2013. You should be aware that any such financial statements may be modified or superseded by a document filed with the SEC at a later date. You should not assume that information concerning AGC is accurate as of any date other than the date that such Form 10-K was filed with the SEC.

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

ITEM 1119 OF REGULATION AB. (AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS)

AmeriCredit Financial Services Inc., the Sponsor and the servicer, is a Delaware corporation and is the originator of 100% of the automobile loan contracts. The Sponsor purchases automobile loan contracts that are originated and assigned to it by automobile dealers and, to a lesser extent, third-party lenders and also originates automobile loan contracts directly with consumers, either directly or through a wholly owned subsidiary. The Sponsor services all automobile loan contracts that it purchases or originates on behalf of the Issuing Entity, AmeriCredit Automobile Receivables Trust 2010-A, a Delaware statutory trust.

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

EXHIBIT INDEX

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2010-A

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of March 25, 2010, between AmeriCredit Automobile Receivables Trust 2010-A and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent.—(incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of March 25, 2010, between AFS SenSub Corp. and Wilmington Trust Company, as Owner Trustee.—(incorporated by reference from Exhibit 4.2 of the Current Report on
Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 4.3	Sale and Servicing Agreement, dated as of March 25, 2010, among AmeriCredit Automobile Receivables Trust 2010-A, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp. and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent.—(incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.1	Purchase Agreement, dated as of March 25, 2010, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser.—(incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.2	Indemnification Agreement, dated as of March 26, 2010, among Assured Guaranty Corp., AFS SenSub Corp. and Credit Suisse Securities (USA) LLC and DB Securities, Inc—(incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.3	Insurance and Indemnity Agreement, dated as of March 25, 2010, among Assured Guaranty Corp., AmeriCredit Automobile Receivables Trust 2010-A, AFS SenSub Corp., AmeriCredit Financial Services, Inc., and AmeriCredit Corp.—(incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.4	Premium Letter, dated March 31, 2010, among AFS SenSub Corp., AmeriCredit Corp. and Wells Fargo Bank, National Association, as Trust Collateral Agent.—(incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.5	Spread Account Agreement, dated as of March 25, 2010, among Assured Guaranty Corp., AmeriCredit Automobile Receivables Trust 2010-A, and Wells Fargo Bank, National Association—(incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.6	Financial Guaranty Insurance Policy, dated as of March 31, 2010, and delivered by Assured Guaranty Corp.—(incorporated by reference from Exhibit 10.6 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.8	Custodian Agreement, dated as of March 25, 2010, among AmeriCredit Financial Services, Inc., as Custodian, Assured Guaranty Corp., and Wells Fargo Bank, National Association, as Trust Collateral Agent—(incorporated by reference from Exhibit 10.8 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.9	Lockbox Account Agreement, dated as of March 25, 2010, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee.—(incorporated by reference from Exhibit 10.9 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.10	Lockbox Processing Agreement, dated as of March 25, 2010, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and Regulus Group II LLC, as Processor.—(incorporated by reference from Exhibit 10.10 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2012.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

Exhibit 99.1	Copy of the audited consolidated financial statements of Assured Guaranty Corp. and its subsidiaries (incorporated by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by Assured Guaranty LTD (File No.001-32141) with the SEC on March 1, 2013).