Form 10-K
period 2012-12-31
AFS SenSub Corp.; AmeriCredit Automobile Receivables Trust 2012-3
filed 2013-03-28
CIK 1347185, 1552221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to                     .

Commission file number of the issuing entity: 333-170231-07

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2012-3

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-170231

AFS SENSUB CORP.

(Exact name of depositor as specified in its charter)

Commission File Number of sponsor: 001-13329

AMERICREDIT FINANCIAL SERVICES, INC.

(Exact name of sponsor as specified in its charter)

Delaware	45-6934845
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

AmeriCredit Financial Services, Inc. (as originator) 801 Cherry Street, Suite 3500 Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

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

(a)(1) Not Applicable

(a)(2) Not Applicable

(a)(3) As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of June 6, 2012, between AmeriCredit Automobile Receivables Trust 2012-3 and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent.—(incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2012-3 (File No. 333-170231-07) with the SEC on June 28, 2012).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of June 6, 2012, between AFS SenSub Corp., as Seller, and Wilmington Trust Company, as Owner Trustee.—(incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2012-3 (File No. 333-170231-07) with the SEC on June 28, 2012).

Exhibit 4.3	Sale and Servicing Agreement, dated as of June 6, 2012, among AmeriCredit Automobile Receivables Trust 2012-3, as Issuer, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp., as Seller, and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent.—(incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2012-3 (File No. 333-170231-07) with the SEC on June 28, 2012).

Exhibit 10.1	Purchase Agreement, dated as of June 6, 2012, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser. -(incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2012-3 (File No. 333-170231-07) with the SEC on June 28, 2012).

Exhibit 10.2	Custodian Agreement, dated as of June 6, 2012, among AmeriCredit Financial Services, Inc., as Custodian, and Wells Fargo Bank, National Association, as Trust Collateral Agent—(incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2012-3 (File No. 333-170231-07) with the SEC on June 28, 2012).

Exhibit 10.3	Lockbox Account Agreement, dated as of June 6, 2012, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee.—(incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2012-3 (File No. 333-170231-07) with the SEC on June 28, 2012).

Exhibit 10.4	Lockbox Processing Agreement, dated as of June 6, 2012, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and Regulus Group II LLC, as Processor.—(incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2012-3 (File No. 333-170231-07) with the SEC on June 28, 2012).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2012.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

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

ITEM 1119 OF REGULATION AB. (AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS)

AmeriCredit Financial Services Inc., the Sponsor and the servicer, is a Delaware corporation and is the originator of 100% of the automobile loan contracts. The Sponsor purchases automobile loan contracts that are originated and assigned to it by automobile dealers and, to a lesser extent, third-party lenders and also originates automobile loan contracts directly with consumers, either directly or through a wholly owned subsidiary. The Sponsor services all automobile loan contracts that it purchases or originates on behalf of the Issuing Entity, AmeriCredit Automobile Receivables Trust 2012-3, a Delaware statutory trust.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AmeriCredit Automobile Receivables Trust 2012-3 has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2012-3

By:	AMERICREDIT FINANCIAL SERVICES, INC., as sponsor and as servicer

By:	/s/ Chris A. Choate
Name: Chris A. Choate
Title: Executive Vice President, Chief Financial Officer and Treasurer
Dated: March 28, 2013

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificate holders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

EXHIBIT INDEX

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2012-3

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of June 6, 2012, between AmeriCredit Automobile Receivables Trust 2012-3 and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent.—(incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2012-3 (File No. 333-170231-07) with the SEC on June 28, 2012).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of June 6, 2012, between AFS SenSub Corp., as Seller, and Wilmington Trust Company, as Owner Trustee.—(incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2012-3 (File No. 333-170231-07) with the SEC on June 28, 2012).

Exhibit 4.3	Sale and Servicing Agreement, dated as of June 6, 2012, among AmeriCredit Automobile Receivables Trust 2012-3, as Issuer, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp., as Seller, and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent.—(incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2012-3 (File No. 333-170231-07) with the SEC on June 28, 2012).

Exhibit 10.1	Purchase Agreement, dated as of June 6, 2012, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser. -(incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2012-3 (File No. 333-170231-07) with the SEC on June 28, 2012).

Exhibit 10.2	Custodian Agreement, dated as of June 6, 2012, among AmeriCredit Financial Services, Inc., as Custodian, and Wells Fargo Bank, National Association, as Trust Collateral Agent.—(incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2012-3 (File No. 333-170231-07) with the SEC on June 28, 2012).

Exhibit 10.3	Lockbox Account Agreement, dated as of June 6, 2012, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee.—(incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2012-3 (File No. 333-170231-07) with the SEC on June 28, 2012).

Exhibit 10.4	Lockbox Processing Agreement, dated as of June 6, 2012, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and Regulus Group II LLC, as Processor.—(incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2012-3 (File No. 333-170231-07) with the SEC on June 28, 2012).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2012.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.