Form 10-K
period 2012-12-31
AFS SenSub Corp.; AmeriCredit Automobile Receivables Trust 2010-3
filed 2013-03-28
CIK 1347185, 1501258

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

(a)(1) Not Applicable

(a)(2) Not Applicable

(a)(3) As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of September 20, 2010, between AmeriCredit Automobile Receivables Trust 2010-3 and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent.—(incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of September 20, 2010, between AFS SenSub Corp., as Seller, and Wilmington Trust Company, as Owner Trustee.—(incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 4.3	Sale and Servicing Agreement, dated as of September 20, 2010, among AmeriCredit Automobile Receivables Trust 2010-3, as Issuer, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp., as Seller, and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent.—(incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 10.1	Purchase Agreement, dated as of September 20, 2010, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser. -(incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 10.2	Custodian Agreement, dated as of September 20, 2010, among AmeriCredit Financial Services, Inc., as Custodian, and Wells Fargo Bank, National Association, as Trust Collateral Agent—(incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 10.3	Lockbox Account Agreement, dated as of September 20, 2010, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee.—(incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 10.4	Lockbox Processing Agreement, dated as of September 20, 2010, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and Regulus Group II LLC, as Processor.—(incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2012.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

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

ITEM 1119 OF REGULATION AB. (AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS)

AmeriCredit Financial Services Inc., the Sponsor and the servicer, is a Delaware corporation and is the originator of 100% of the automobile loan contracts. The Sponsor purchases automobile loan contracts that are originated and assigned to it by automobile dealers and, to a lesser extent, third-party lenders and also originates automobile loan contracts directly with consumers, either directly or through a wholly owned subsidiary. The Sponsor services all automobile loan contracts that it purchases or originates on behalf of the Issuing Entity, AmeriCredit Automobile Receivables Trust 2010-3, a Delaware statutory trust.

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

EXHIBIT INDEX

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2010-3

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of September 20, 2010, between AmeriCredit Automobile Receivables Trust 2010-3 and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent.—(incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of September 20, 2010, between AFS SenSub Corp., as Seller, and Wilmington Trust Company, as Owner Trustee.—(incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 4.3	Sale and Servicing Agreement, dated as of September 20, 2010, among AmeriCredit Automobile Receivables Trust 2010-3, as Issuer, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp., as Seller, and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent.—(incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 10.1	Purchase Agreement, dated as of September 20, 2010, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser. -(incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 10.2	Custodian Agreement, dated as of September 20, 2010, among AmeriCredit Financial Services, Inc., as Custodian, and Wells Fargo Bank, National Association, as Trust Collateral Agent.—(incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 10.3	Lockbox Account Agreement, dated as of September 20, 2010, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee.—(incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 10.4	Lockbox Processing Agreement, dated as of September 20, 2010, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and Regulus Group II LLC, as Processor.—(incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-3 (File No. 333-146701-09) with the SEC on September 28, 2010).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2012.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.