Form 10-K
period 2012-12-31
AFS SenSub Corp.; AmeriCredit Automobile Receivables Trust 2010-B
filed 2013-03-28
CIK 1347185, 1498672

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

(a)(1) Not Applicable

(a)(2) Not Applicable

(a)(3) As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of August 2, 2010, between AmeriCredit Automobile Receivables Trust 2010-B and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent.—(incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of August 2, 2010, between AFS SenSub Corp. and Wilmington Trust Company, as Owner Trustee.—(incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 4.3	Sale and Servicing Agreement, dated as of August 2, 2010, among AmeriCredit Automobile Receivables Trust 2010-B, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp. and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent.—(incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 10.1	Purchase Agreement, dated as of August 2, 2010, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser. -(incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 10.2	Indemnification Agreement, dated as of August 12, 2010, among Assured Guaranty Corp., AFS SenSub Corp. and RBS Securities, Inc.—(incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 10.3	Insurance and Indemnity Agreement, dated as of August 2, 2010, among Assured Guaranty Corp., AmeriCredit Automobile Receivables Trust 2010-B, AFS SenSub Corp., AmeriCredit Financial Services, Inc., and AmeriCredit Corp.—(incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 10.4	Premium Letter, dated August 19, 2010, among AFS SenSub Corp., AmeriCredit Corp. and Wells Fargo Bank, National Association, as Trust Collateral Agent.—(incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 10.5	Spread Account Agreement, dated as of August 2, 2010, among Assured Guaranty Corp., AmeriCredit Automobile Receivables Trust 2010-B, and Wells Fargo Bank, National Association—(incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 10.6	Financial Guaranty Insurance Policy, dated as of August 19, 2010, and delivered by Assured Guaranty Corp.—(incorporated by reference from Exhibit 10.6 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 10.8	Custodian Agreement, dated as of August 2, 2010, among AmeriCredit Financial Services, Inc., as Custodian, Assured Guaranty Corp., and Wells Fargo Bank, National Association, as Trust Collateral Agent—(incorporated by reference from Exhibit 10.8 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 10.9	Lockbox Account Agreement, dated as of August 2, 2010, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee.—(incorporated by reference from Exhibit 10.9 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 10.10	Lockbox Processing Agreement, dated as of August 2, 2010, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and Regulus Group II LLC, as Processor.—(incorporated by reference from Exhibit 10.10 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2012.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

Exhibit 99.1	Copy of the audited consolidated financial statements of Assured Guaranty Corp. and its subsidiaries (incorporated by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by Assured Guaranty LTD (File No.001-32141) with the SEC on March 1, 2013).

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

ITEM 1119 OF REGULATION AB. (AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS)

AmeriCredit Financial Services Inc., the Sponsor and the servicer, is a Delaware corporation and is the originator of 100% of the automobile loan contracts. The Sponsor purchases automobile loan contracts that are originated and assigned to it by automobile dealers and, to a lesser extent, third-party lenders and also originates automobile loan contracts directly with consumers, either directly or through a wholly owned subsidiary. The Sponsor services all automobile loan contracts that it purchases or originates on behalf of the Issuing Entity, AmeriCredit Automobile Receivables Trust 2010-B, a Delaware statutory trust.

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

EXHIBIT INDEX

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2010-B

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of August 2, 2010, between AmeriCredit Automobile Receivables Trust 2010-B and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent.—(incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of August 2, 2010, between AFS SenSub Corp. and Wilmington Trust Company, as Owner Trustee.—(incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 4.3	Sale and Servicing Agreement, dated as of August 2, 2010, among AmeriCredit Automobile Receivables Trust 2010-B, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp. and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent.—(incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 10.1	Purchase Agreement, dated as of August 2, 2010, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser. -(incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 10.2	Indemnification Agreement, dated as of August 12, 2010, among Assured Guaranty Corp., AFS SenSub Corp. and RBS Securities, Inc.—(incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 10.3	Insurance and Indemnity Agreement, dated as of August 2, 2010, among Assured Guaranty Corp., AmeriCredit Automobile Receivables Trust 2010-B, AFS SenSub Corp., AmeriCredit Financial Services, Inc., and AmeriCredit Corp.—(incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 10.4	Premium Letter, dated August 19, 2010, among AFS SenSub Corp., AmeriCredit Corp. and Wells Fargo Bank, National Association, as Trust Collateral Agent.—(incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 10.5	Spread Account Agreement, dated as of August 2, 2010, among Assured Guaranty Corp., AmeriCredit Automobile Receivables Trust 2010-B, and Wells Fargo Bank, National Association—(incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 10.6	Financial Guaranty Insurance Policy, dated as of August 19, 2010, and delivered by Assured Guaranty Corp.—(incorporated by reference from Exhibit 10.6 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 10.8	Custodian Agreement, dated as of August 2, 2010, among AmeriCredit Financial Services, Inc., as Custodian, Assured Guaranty Corp., and Wells Fargo Bank, National Association, as Trust Collateral Agent—(incorporated by reference from Exhibit 10.8 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 10.9	Lockbox Account Agreement, dated as of August 2, 2010, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee.—(incorporated by reference from Exhibit 10.9 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 10.10	Lockbox Processing Agreement, dated as of August 2, 2010, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and Regulus Group II LLC, as Processor.—(incorporated by reference from Exhibit 10.10 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-B (File No. 333-146701-08) with the SEC on August 24, 2010).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2012.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

Exhibit 99.1	Copy of the audited consolidated financial statements of Assured Guaranty Corp. and its subsidiaries (incorporated by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by Assured Guaranty LTD (File No.001-32141) with the SEC on March 1, 2013).