Form 10-K/A
period 2012-12-31
AFS SenSub Corp.; AmeriCredit Automobile Receivables Trust 2010-1
filed 2014-02-28
CIK 1347185, 1482783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

None.

Explanatory Note:

The Form 10-K for the issuing entity’s fiscal year ended December 31, 2012 was originally filed on March 28, 2013. This Form 10-K/A is being filed because the sponsor and issuing entity recently were provided with a corrected and updated Assessment of Compliance with Applicable Servicing Criteria by Wells Fargo Bank, National Association (the “Updated Assessment”), which is attached to this Form 10-K/A as Exhibit 33.2, and a corresponding updated Report of Independent Registered Public Accounting Firm from KPMG LLP relating to that Updated Assessment, which is attached to the Form 10-K/A as Exhibit 34.2. Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, an updated Section 302 Certification is also attached to this Form 10-K/A as Exhibit 31.1.

Except for the updated exhibits described above, this Form 10-K/A does not update, modify or amend any other information or any other exhibits as originally filed on the Form 10-K. Therefore, this Form 10-K/A does not reflect events occurring after the original filing date of the Form 10-K and does not update those disclosures as affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

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

The Servicer separately confirmed with Wells Fargo Bank, National Association that none of the material instances of noncompliance discussed in Exhibit 33.2 or the Schedules thereto relate to the transaction covered by the Form 10-K/A. The Servicer determined that these instances of noncompliance do not represent material instances of noncompliance with the servicing criteria relating to the transaction covered by the Form 10-K/A.

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
as attorney-in-fact

By:	/s/ Chris A. Choate
Name: Chris A. Choate
Title: Executive Vice President, Chief Financial Officer and Treasurer
Dated: February 28, 2014

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